Form 10-K
period 2005-06-30
Securitisation Advisory Services Medallion Trust Series 2005-2G
filed 2005-09-27
CIK 1324864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended June 30, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
Commission file number: 333-118765

Securitisation Advisory Services Pty. Limited
In its capacity as manager of the Medallion Trust Series 2005-2G
ABN 88 064 133 946
(Exact name of Registrant as specified in its charter)

Australian Capital Territory, Commonwealth of Australia
 (State or Other Jurisdiction of Incorporation)

Level 6, 48 Martin Place, Sydney, 2000 Australia
(Address of principal executive offices)

I.R.S. Employment identification No. N/A

Registrant's telephone, including area code: (011) 612-9378-5293

Securities registered or to be registered pursuant to Section 12(b) of the Act: None

Securities required to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [x] No [ ]

The information required for some items in Form 10-K is "not applicable" to the Trust or the Trust Manager.  As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission's staff with respect to substantially similar certificates and trusts that filed annual reports on Form 10-K.

PART I

Item 1.       BUSINESS

This Annual Report on Form 10-K relates to the Medallion Trust Series 2005-2G (the "Trust") and the Class A Mortgage-Backed Floating Rate Notes (the "Class A Notes) issued pursuant to the Offshore Note Trust Deed dated as of May 4, 2005 (the "Offshore Note Trust Deed"), between Perpetual Trustee Company Limited, as Issuer Trustee (the "Issuer Trustee"); Securitisation Advisory Services Pty. Limited, as Manager (the "Manager"); and The Bank of New York, New York Branch as initial Offshore Note Trustee (the "Offshore Note Trustee").  Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus related to the Class A Notes.

The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-3 (File No. 333-118765) (the "Registration Statement").  Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2.       PROPERTY

The Registrant and the Trust do not have any physical properties.  Information regarding the mortgage loans can be found in the quarterly servicing reports issued in respect of the Trust. No such quarterly servicing reports were issued in the fiscal year ended June 30, 2005.

Item 3.       LEGAL PROCEEDINGS

The Manager knows of no material legal proceedings involving any of the Trust, the Manager or the Issuer Trustee which were pending as of June 30, 2005, or as of the date of this report.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS

The Class A Note not traded on any nationally recognized exchange in the United States.

The Notes are currently represented by certificates registered in the name of Cede & Co., as nominee of The Depository Trust Company in the case of the Class A Notes, or a common depository for and on behalf of Clearstream, Luxembourg and Euroclear. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it held on behalf of approximately 25 brokers, dealers, banks and other direct participants in the DTC, Clearstream and Euroclear systems.

Since the Trust pays no dividends with respect to the Class A Notes, the information required by Item 201(c) of Regulation S-K regarding dividends is inapplicable to the Trust.

 Item 6.       SELECTED FINANCIAL DATA

The regular quarterly servicing report, which is required to be included with each quarterly distribution of the Trust's assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Offshore Note Trust Deed to be reported to Noteholders.

No such quarterly servicing reports were issued in the fiscal year ended June 30, 2005.

The foregoing presents all relevant financial information relating to the Trust.  Because of the limited business activity of the Trust, the Selected Financial Data in Item 301 of Regulation S-K would not provide any meaningful additional information.

 Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise would be required by Item 303 of Regulation S-K, would not be meaningful.  All relevant information is contained in the quarterly servicing reports (filed under Current Reports on Form 8-K) as described above.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Control Risk

Interest and principal payments to holders of Class A Notes are paid in United States dollars ("U.S. dollars").  However, payments on the housing loans are received by the Issuer Trustee in Australian dollars, in Australia (the "collections").  Pursuant to certain swap agreements (the "Swap Agreements"), the Issuer Trustee is required to pay a portion of the collections to a certain swap counterparty (the "Currency Swap Provider"), who in turn pays ("Swap Currency Exchange"), at the direction of the Issuer Trustee, U.S. dollars to the Noteholders, (the "Currency Swap").  It is possible that in the future Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap.  The holders of the Class A Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the collections for U.S. dollars.  The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia.  If the Issuer Trustee does not have sufficient funds to pay the Currency Swap Provider the A$ Class A Interest Amount on a Distribution Date, the Currency Swap Provider will not be required to make the corresponding US$ payment to the Principal Paying Agent and, after the applicable grace period, the Currency Swap Provider may terminate the Currency Swaps.  In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Class A Notes.

Under temporary Australian foreign exchange controls, which may change in the future, payments by an Australian resident to, by order of or on behalf of the following payees may only be made with Reserve Bank of Australia approval:

•	the Embassy or Consulate-General of the Federal Republic of Yugoslavia (Serbia and Montenegro) (in respect of any amount in excess of $100,000);

•	the Narodna Banka Jugoslavije (including Banque Nationale de Yugoslavie) (in respect of any amount in excess of $100,000);or

•

certain other persons and entities listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve Bank of Australia in the Commonwealth of Australia Gazette on October 24, 2001; or

•

certain ministers and senior officials of the government of Zimbabwe as listed in instruments issued under the Australian Banking (Foreign Exchange) Regulations and published on behalf of the Reserve Bank of Australian in the Commonwealth of Australia Gazette on December 11, 2002

Additionally, under Part 4 of the Australian Charter of the United Nations Act 1945 and the Australian Charter of United Nations (Terrorism and Dealings with Assets) Regulations 2002 the approval of the Australian Minister for Foreign Affairs, or the Minister's delegate, is required with respect to certain payments and actions in relation to an asset proscribed under, or which is owned or controlled directly or indirectly by a person or entity proscribed under those Regulations or is an asset derived or generated from such assets (proscribed persons presently include, amongst others, the Taliban, Usama bin Laden, a member of the Al-Queda organisation and other persons and entities connected with them).

Under Part 4 of the Australian Charter of the United Nations Act 1945 and the Iraq (Reconstruction and Repeal of Sanctions) Regulations 2003, the approval of the Minister for Foreign Affairs, or the Minister's delegate, is required with respect to certain payments and actions in relation to certain Iraqi assets, assets acquired directly or indirectly by certain Iraqis or assets derived or generated from such assets.

Currency Exchange Rate Risk

Interest and principal on the Class A Notes is payable in U.S. dollars  and the Trust's primary source for funding its payments on the Class A Notes is its collections on the mortgage loans, which will be collected in Australian dollars.  If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is currently less favorable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Class A Notes, even though the delinquency and loss experienced on the mortgage loans may be acceptable.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements.  Because the Class A Notes is essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans.  The only material items of "expense" for the Trust will be the amounts paid as servicing compensation, other amounts due on the redraw bonds, if any, the amounts due to the redraw facility provider, and potentially certain payments relating to any other credit enhancement facilities.  The quarterly servicing reports (filed under Current Reports on Form 8-K) provide all material information regarding the amounts of the "income" and "expenses" of the Trust.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Since the Trust will not have directors or executive officers, this item is not applicable.

Item 11.     EXECUTIVE COMPENSATION

Since the Trust will not have directors or executive officers, this item is not applicable.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the Class A Noteholders maintained their security positions with the Depository Trust Company.  While some of the Noteholders' security positions in the Trust may exceed 5% of the outstanding amount of the Class A Notes, such Class A Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

None of the officers or directors of the Registrant owns a beneficial interest in the Trust, nor in the Registrant.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant received Manager's Fee payments from the Trust in accordance with the terms of the Offshore Note Trust Deed and Series Supplement.

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

(a) (1) and (2):

A copy of the Officer's Certificate of Compliance is attached hereto as Exhibit No. 99.2.  A Custodial Services Audit Report is not included due to the first audit date being post September 2005.

(a) (3)  EXHIBITS:

Designation	Description	Method of Filing
Exhibit 99.2	Officer's Certificate of Compliance	99.2
Exhibit 99.3	Independent Auditor's Annual Servicer's Compliance Certificate	99.3
Exhibit 31.1	Section 302 Certification	31.1
Exhibit 99.4	Servicers Certificate of Compliance	99.4

(b)   Form 8-K provides the statement for quarterly distribution to Noteholders. There has been no distribution in the last fiscal year, therefore, no report on Form 8-K has been filed during the last fiscal year covered by this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it meets all of the requirements for this report to be signed by on its behalf by the undersigned, thereunto duly authorized.

SECURITISATION ADVISORY SERVICES PTY. LIMITED

/s/ Leanne Leong
Name: Leanne Leong Title: Authorized Officer

Date: September 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 12, 2005	/s/ Geoffrey Michael Steel
Name: Geoffrey Michael Steel
Title: Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date: September 20, 2005	/s/ Marten Touw
Name: Marten Touw
Title: Director

Date: September 12, 2005	/s/ Geoffrey Michael Steel
Name: Geoffrey Michael Steel
Title: Director

Date: September 12, 2005	/s/ Craig Anthony Carland
Name: Craig Anthony Carland
Title: Director

Date: September 12, 2005	/s/ Ronald Wayne Hoy
Name: Ronald Wayne Hoy
Title: Director

INDEX TO EXHIBITS

Exhibit No.	Document Description
99.2	The Manager Officer's Certificate of Compliance
99.3	Independent Auditor's Annual Servicer's Compliance Certificate
31.1	Section 302 Certification
99.4	Servicers Certificate of Compliance